Form 10-Q
period 2005-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INV FD INC INSTIT INV PO
filed 2005-10-07
CIK 1001587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2005
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 817–00807

Access Capital Strategies Community Investment Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland	04–3369393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Mt. Auburn Street, Suite 200N	Cambridge, MA 02138
(Address of principal executive offices)	(Zip Code)
617–576–5858
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act): Yes ☒ No ☐
The registrant had 127 shareholders and 40,822,641 shares of common stock outstanding as of August 31, 2005.

Access Capital Strategies Community Investment Fund, Inc.
August 31, 2005 Form 10–Q Quarterly Report

Access Capital Strategies Community Investment Fund, Inc.
PART I — FINANCIAL INFORMATION
Item 1:
Condensed Financial Statements
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	August 31, 2005
	(unaudited)	May 31, 2005

Assets:
Investments in unaffiliated securities, at value*	$460,891,746	$457,698,912
Cash	—	1,094,568
Receivables:
Capital shares sold	4,240,000	1,895,289
Interest	2,062,930	2,134,375
Principal paydowns	767,161	260,794
Prepaid expenses	561	561

Total assets	467,962,398	463,084,499

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $130,415 and $83,779, respectively)	63,223,415	68,596,779
Securities purchased	4,712,415	4,337,013
Dividends to shareholders	1,192,243	1,488,313
Custodian bank	390,281	—
Investment advisor	149,436	141,417
Variation margin	187,501	132,813
Other affiliates	7,055	3,318
Accrued expenses	82,853	85,906

Total liabilities	69,945,199	74,785,559

Net Assets:
Net Assets	$398,017,199	$388,298,940

Net Assets Consist of:
Paid-in capital	$406,616,512	$394,186,630

Accumulated distributions in excess of investment income — net	(1,310,503)	(1,310,503)
Accumulated realized capital losses — net	(10,451,363)	(10,407,517)
Unrealized appreciation — net	3,162,553	5,830,330

Total accumulated losses — net	(8,599,313)	(5,887,690)

Net Assets	$398,017,199	$388,298,940

Net Asset Value Per Share	$9.75	$9.82

*Identified cost	$457,306,996	$451,642,590
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	40,822,641	39,552,378

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended
		August 31,	August 31,
		2005	2004

Investment	Interest	$5,885,969	$5,340,698
Income:

Expenses:	Management fees	571,275	511,664
	Interest expense	541,770	193,893
	Professional fees	40,559	30,745
	Accounting services	33,359	36,913
	Custodian fees	13,921	14,370
	Pricing fees	13,482	14,183
	Directors' fees and expenses	5,621	8,586
	Transfer agent fees	4,684	5,724
	Other	7,191	7,808

	Total expenses before reimbursement	1,231,862	823,886
	Reimbursement of expenses	42,408	137,503

	Total expenses after reimbursement	1,274,270	961,389

	Investment income-net	4,611,699	4,379,309

Realized &	Realized gain (loss) on:
Unrealized	Investments-net	(26,393)	8,250
Gain (Loss)	Financial futures contracts-net	(17,453)	(1,757,491)
-Net:	Change in unrealized
	appreciation/depreciation on:
	Investments-net	(2,471,572)	11,069,581
	Financial futures contracts-net	(196,205)	(374,844)

	Total realized and unrealized gain (loss)-net	(2,711,623)	8,945,496

	Net Increase in Net Assets Resulting from
	Operations	$1,900,076	$13,324,805

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

		Three Months Ended
		August 31,	August 31,
	Increase (Decrease) in Net Assets:	2005	2004

Operations:	Investment income-net	$4,611,699	$4,379,309
	Realized loss-net	(43,846)	(1,749,241)
	Change in unrealized appreciation/depreciation-net	(2,667,777)	10,694,737

	Net increase in net assets resulting from operations	1,900,076	13,324,805

Dividends to	Dividends to shareholders from investment income-net	(4,611,699)	(4,379,309)

Shareholders:

Capital Share	Net proceeds from sale of shares	13,350,000	14,350,000
Transactions:	Value of shares issued to shareholders in reinvestment of
	dividends	1,027,410	949,479

	Total issued	14,377,410	15,299,479
	Cost of shares redeemed	(1,947,528)	(4,995,318)

	Net increase in net assets derived from capital share transactions	12,429,882	10,304,161

Net Assets:	Total increase in net assets	9,718,259	19,249,657
	Beginning of period	388,298,940	346,567,200

	End of period*	$398,017,199	$365,816,857

	*Accumulated distributions in excess of investment income-net	$(1,310,503)	$(1,310,503)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended
		August 31,	August 31,
		2005	2004

Cash Used	Net increase in net assets resulting from operations	$1,900,076	$13,324,805
for Operating	Adjustments to reconcile net increase in net assets
Activities:	resulting from operations to net cash provided by operating activities:
	Decrease in receivables	71,445	69,008
	Increase (decrease) in other liabilities	110,027	(628,533)
	Realized and unrealized loss (gain)-net	2,711,623	(8,945,496)
	Realized and unrealized loss on financial futures contracts-net	(213,658)	(2,132,335)
	Amortization of premium and discount	9,546	(10,601)
	Proceeds from paydowns and sales of long-term investments	29,402,713	24,731,529
	Purchases of long-term investments	(35,234,023)	(53,414,945)

	Net cash used for operating activities	(1,242,251)	(27,006,568)

Cash Provided	Cash receipts from issuance of common stock	11,005,289	18,835,251
by Financing	Cash receipts (payments) from reverse repurchase agreements-net	(5,420,000)	16,800,000
Activities:	Cash payments on capital shares redeemed	(1,947,528)	(4,995,318)
	Dividends paid to shareholders	(3,880,359)	(3,633,365)
	Increase in custodian bank payable	390,281	—

	Net cash provided by financing activities	147,683	27,006,568

Cash:	Net decrease in cash	(1,094,568)	—
	Cash at beginning of period	1,094,568	—

	Cash at end of period	$—	$—

Cash Flow	Cash paid for interest	$495,134	$171,216

Information:

Non-Cash	Capital shares issued in reinvestment of dividends to shareholders	$1,027,410	$949,479

Financing
Activities:
See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
FINANCIAL HIGHLIGHTS
The following per share data and ratios have been derived from information provided in the financial statements.

		Three Months Ended
		August 31,		August 31,
		2005		2004		Year Ended
		(unaudited)		(unaudited)		May 31, 2005	May 31, 2004

Per Share	Net asset value, beginning of period	$9.82		$9.62		$9.62	$10.21

Operating	Investment income-net+	.12		.12		.48	.54
Performance:	Realized and unrealized gain (loss)-net	(.07)		.24		.20	(.59)

	Total from investment operations	.05		.36		.68	(.05)

	Less dividends from investment income-net	(.12)		(.12)		(.48)	(.54)

	Net asset value, end of period	$9.75		$9.86		$9.82	$9.62

Total	Based on net asset value per share	.46	%#	3.77	%#	7.14%	(.56%)

Investment
Return:**

Ratios to	Expenses, net of reimbursement and
Average Net	excluding interest expense and
Assets:‡	investment structuring fees	.74	%*	.87	%*	.85%	.87%

	Expenses, excluding interest expense	.70	%*	.71	%*	.74%	.78%

	Expenses	1.25	%*	1.09	%*	1.13%	1.04%

	Investment income-net	4.69	%*	4.95	%*	4.87%	5.43%

Ratios to	Expenses, net of reimbursement and
Average Net	excluding interest expense and
Assets, Plus	investment structuring fees	.64	%*	.75	%*	.72%	.71%

Average	Expenses, excluding interest expense	.60	%*	.62	%*	.63%	.64%

Borrowings:++‡	Expenses	1.08	%*	.94	%*	.96%	.85%

	Investment income-net	4.04	%*	4.28	%*	4.13%	4.44%

Supplemental	Net assets, end of period (in thousands)	$398,017		$365,817		$388,299	$346,567
Data:

*	Annualized.

**	Total investment returns exclude the effects of sales charges.

#	Aggregate total investment return.

+	Based on average shares outstanding.

++	This ratio is calculated based upon the average net assets plus average borrowings.

‡	Effective June 1, 2003, the six basis point and two basis point expense reimbursement caps described below were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay the Fund’s investment manager (“Access”) and sub-investment manager (“MLIM”) for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.
See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
SCHEDULE OF INVESTMENTS
AUGUST 31, 2005 (unaudited)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (112.8%):
Federal National Mortgage Association (FNMA) (75.6%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 6/1/18 - 3/1/19 (c)	$13,340,735	$13,312,728
5.00%, 12/1/17 - 2/1/19	7,620,014	7,718,774
5.50%, 3/1/16 - 7/1/19	1,402,165	1,440,208
7.00%, 1/1/15	74,232	78,127
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 - 9/1/34 (c)	16,275,138	15,896,559
5.00%, 7/1/32 - 8/1/35	109,686,747	109,717,437
5.50%, 9/1/32 - 9/15/35 (b) (c)	91,238,874	92,695,036
6.00%, 7/1/29 - 10/1/34 (c)	22,358,584	23,021,911
6.50%, 3/1/31 - 8/1/32	14,069,080	14,650,222
7.00%, 6/1/29 - 3/1/31	770,470	812,893
7.25%, 12/1/29	29,441	31,213
7.50%, 12/1/29 - 1/1/31	556,592	593,289
8.00%, 2/1/30-4/1/30	369,173	396,838

Total Single Family Mortgage-Backed Securities		280,365,235

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	976,606	995,300
4.78%, 5/1/14	491,522	501,165
4.89%, 6/1/15	997,923	1,024,148
4.93%, 10/1/12	975,966	1,003,289
5.22%, 6/1/20	2,492,899	2,608,238
5.23%, 4/1/21	1,945,841	1,996,994
5.37%, 11/1/21	5,017,765	5,382,196
5.41%, 2/1/21 (c)	1,051,731	1,130,163
5.51%, 11/1/21	760,200	811,567
6.38%, 5/1/11	1,193,282	1,307,531
6.50%, 5/1/17	1,262,399	1,399,837
6.70%, 6/1/19	650,568	736,654
7.58%, 5/1/18	605,259	737,017
7.97%, 9/1/17	717,794	872,078

Total Multi Family Mortgage-Backed Securities		20,506,177

Total Federal National Mortgage Association Securities		300,871,412

Federal Home Loan Mortgage Corporation (31.1%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 - 11/1/19	1,733,483	1,729,617
5.00%, 11/1/18 - 11/1/19	2,398,682	2,430,890
5.50%, 9/1/19 - 11/1/19	1,643,566	1,689,005

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 - 9/1/33	1,997,652	1,948,503
5.00%, 6/1/33 - 8/1/35	31,932,260	31,920,682
5.50%, 11/1/32 - 8/1/35	55,550,203	56,472,841
6.00%, 3/1/31 - 12/1/34(c)	19,824,667	20,415,425
6.50%, 3/1/31 - 8/1/32	5,264,083	5,481,415
7.00%, 11/1/29 - 3/1/31	784,548	825,708
7.50%, 12/1/29 - 2/1/30	682,487	728,886

Total Federal Home Loan Mortgage Corporation Single Family Mortgage-Backed Securities		123,642,972

	Face Amount	Market Value
GNMA Pool (1.2%):

30 Year Fixed Rate Single Family Mortgage-Backed Securities
6.00%, 12/15/31	$757,253	$785,332
6.50%, 4/15/32-4/20/32	347,240	363,719
7.00%, 4/15/32	174,837	184,830

Multi Family Mortgage-Backed Securities
5.125%, 3/15/34	624,979	637,905
5.75%, 9/15/23	730,011	766,486
6.25%, 9/15/32	521,201	567,914
8.25%, 12/15/32	1,440,817	1,574,654

Total GNMA Pool Mortgage-Backed Securities		4,880,840

Community Reinvestment Revenue Notes (0.7%)
4.21%, 9/1/19	3,000,000	2,925,000

Total Community Reinvestment Revenue Notes		2,925,000

Small Business Administration (d) (4.2%):
3.55%, 4/25/28 (a)	1,432,157	1,420,785
3.55%, 3/25/29	2,903,624	2,880,716
3.60%, 3/25/28	1,274,330	1,266,766
3.60%, 9/25/29	1,623,882	1,614,457
3.60%, 11/25/29	2,165,608	2,153,072
3.60%, 4/25/30	1,759,896	1,749,772
3.625%, 6/25/18 (a)	633,397	629,590
3.65%, 10/25/10	608,973	604,812
3.65%, 3/25/14	2,208,933	2,195,689
6.375%, 5/25/16	1,347,079	1,459,897
6.875%, 1/25/09	630,061	647,485

Total Small Business Administration Securities		16,623,041

Total Mortgage-Backed Securities		448,943,265

FLOATING RATE NOTES (d) (2.5%):

Massachusetts Housing Investment Corporation, due 4/1/35, initial coupon 6.67% (e)	9,375,000	10,069,500

Total Floating Rate Notes		10,069,500

MUNICIPAL BONDS (0.5%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	146,936
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.36% due 7/1/2014	735,000	736,088
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.48% due 7/1/2014	970,000	995,957

Total Municipal Bonds		1,878,981

Total investments (cost — $457,306,996*) - 115.8%		460,891,746

Liabilities in excess of other assets — (15.8%)		(62,874,547)

Net assets — 100.0%		$398,017,199

*	The cost and unrealized appreciation (depreciation) of investments, as of August 31, 2005, as computed for federal income tax purposes, were as follows:

Aggregate cost	$457,306,996

Gross unrealized appreciation	$5,486,200
Gross unrealized depreciation	(1,901,450)

Net unrealized appreciation	$3,584,750

(a)	All or a portion held as collateral in connection with open financial futures contracts.

(b)	Represents or includes a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

(d)	Floating rate note.

(e)	Restricted securities as to resale, representing 2.5% of net assets, were as follows:

	Acquisition
Issue	Date	Cost	Value

Massachusetts Housing Investment Corporation, due 4/1/35, initial coupon 6.67%	3/29/2005	$9,375,000	$10,069,500

     Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of August 31, 2005 were as follows:

Number of		Expiration	Face	Unrealized
Contracts	Issue	Date	Value	Depreciation

200	U.S. Five-Year Treasury Bonds	December 2005	$21,500,814	$(174,186)
200	U.S. Ten-Year Treasury Bonds	September 2005	$22,336,364	(248,011)

Total Unrealized Depreciation				$(422,197)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2006. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2005 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2005 financial statements.
In preparing the condensed interim financial statements and financial highlights, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities, and revenue and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.
This report covers the activity from June 1, 2005 to August 31, 2005.

Item 2:
Management’s Discussion and Analysis of Financial Condition and
Results of Operations
     This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, and changes in assumptions used in making such forward-looking statements. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors.
Overview
The Fund is a non-diversified, closed-end management investment company electing status as a business development company. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.
Investors in the Fund must designate a particular geographic area or region within the United States as part of their agreement to purchase Fund shares. The Fund invests only in areas where Fund shareholders have made targeted designations.
In addition to their geographic specificity, Fund investments must carry a AAA credit rating or carry credit enhancement from a AAA-rated credit enhancer or be issued or guaranteed by the U.S. Government, government agencies or government-sponsored enterprises. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the Community Reinvestment Act (“CRA”).
Compliance
To qualify as a Regulated Investment Company (“RIC”), the Fund must, among other things, satisfy a diversification standard under the Internal Revenue Code (the “Code”) such that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities (including its agencies and instrumentalities) or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund’s total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).
Management believes the Fund was in compliance with the above requirements for the quarter ended August 31, 2005.

Fund Operations
Investment Activity
Purchases
During the quarter ended August 31, 2005, the Fund purchased $35.6 million aggregate amount of new community development securities. During the quarter ended August 31, 2004, the Fund had purchased $56.9 million aggregate amount of new community development securities.
Sales
During the quarter ended August 31, 2005, the Fund sold $29.9 million aggregate amount of securities (including principal paydowns but excluding sales of short-term securities). During the quarter ended August 31, 2004, the Fund had sold $24.4 million aggregate amount of securities (including principal paydowns but excluding sales of short-term securities).
Borrowings
The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).
For the quarter ended August 31, 2005, the Fund averaged approximately $63.2 million in borrowings at an average rate of approximately 3.40% compared to the quarter ended August 31, 2004 when the Fund averaged approximately $55.0 million in borrowings at an average rate of approximately 1.40%.
For the quarters ended August 31, 2005 and August 31, 2004, the Fund recorded an amount payable to the custodian bank reflecting an overnight overdraft, which resulted from management estimates of available cash.
In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at August 31, 2005
At August 31, 2005, the Fund’s Net Asset Value was $398.0 million, or $9.75 per share. At the end of the most recent fiscal year, May 31, 2005, the Fund’s Net Asset Value was $388.3 million, or $9.82 per share. At August 31, 2004, the Fund’s Net Asset Value was $365.8 million, or $9.86 per share.
The $9.7 million, or 2.5%, quarter-to-quarter increase in net assets from $388.3 million to $398.0 million was primarily attributable to the sale of new shares in the Fund. The $32.2 million, or 8.8%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.
The Fund’s primary investments are listed on the Schedule of Investments included with this report.
Investment Income
The Fund had investment income net of all fees and expenses (as discussed below) of $4.6 million for the quarter ended August 31, 2005, an increase of approximately $.2 million, or 5.3%, from net investment income of $4.4 million for the fiscal quarter ended August 31, 2004. The increases were each largely due to an increase in the average net assets of the Fund.
Management Fees & Expenses
Access Capital Strategies LLC (“Access”), the Fund’s Manager, is paid an annual management fee, paid monthly, of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. (“MLIM”) receives from Access an annual sub-management fee, paid monthly, of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.
For the quarter ended August 31, 2005, the management fee expense of the Fund was $571,275. For the fiscal quarter ended August 31, 2004, the management fee expense of the Fund was $511,664. The increase was primarily due to an increase in the net assets of the Fund.
The Fund’s private offering memorandum provides for reimbursement of expenses relating to the Fund paid by Access and MLIM. At the quarter ended August 31, 2005, the Fund had no unreimbursed expenses but had $42,408 of reimbursed expenses, which were repaid to Access and MLIM. At the quarter ended August 31, 2004, total unreimbursed expenses amounted to $151,573.

Yield
At the quarter ended August 31, 2005, the SEC current yield was 4.44%, compared to 4.90% for the year ago quarter ended August 31, 2004.
For the quarter ended August 31, 2005, the ratio of net investment income to average net assets was 4.69%, compared to 4.95% for the quarter ended August 31, 2004.
Realized Gain/Loss
For the quarter ended August 31, 2005, the net realized loss was $43,846, compared to a net realized loss of $1,749,241 for the quarter ended August 31, 2004. The net realized losses for the quarter ended August 31, 2005 was primarily due to the losses on financial futures contracts reflecting the Fund’s hedging activities as the Fund experiences a net realized loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.
Dividends Paid
The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, are distributed annually with the Fund’s dividend distribution in December.
The Fund declares and distributes dividends on a monthly basis. The Fund paid total monthly dividends of $.115110 during the quarter ended August 31, 2005. The dividends were paid as follows:

June 2005	$.038327
July 2005	$.038598
August 2005	$.038185
This compares to total monthly dividends of $.121087 during the quarter ended August 31, 2004. The dividends were paid as follows:

June 2004	$.040113
July 2004	$.041624
August 2004	$.039350
The slightly lower dividend in the current period is attributable to the U.S. Federal Reserve raising short-term interest rates by twenty-five basis points in June and July 2005. An increase in short term rates elevates the Fund’s cost for borrowings and lowers the net investment income available for dividends.

Total Return
For the quarter ended August 31, 2005, the total return was .46%, compared to a total return of 3.77% in the comparable quarter ended August 31, 2004.
During the current quarter longer term issues declined slightly as the yield curve continued to flatten.
Fund Designated Target Regions at August 31, 2005
The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At August 31, 2005 DTRs were:

DTRs*	AMOUNT
California	$60,668,939
Colorado	1,187,171
Connecticut	13,108,526
Florida	500,000
Georgia	500,000
Hawaii	154,232
Illinois	3,670,270
Indiana	1,065,334
Iowa	633,540
Louisiana	5,000,000
Maine	112,260
Maryland	650,000
Massachusetts	92,342,780
Mississippi	501,569
Nebraska	10,000,000
New York	18,055,728
New Jersey	94,171,613
New Mexico	1,144,142
North Carolina	1,250,000
Ohio	12,570,034
Oregon	2,500,000
Pennsylvania	35,205,138
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	1,740,810
Texas	21,408,020
Utah	12,695,228
Vermont	1,374,041
Virginia	923,924
Washington	2,000,000
Wisconsin	544,142

TOTAL	$401,582,801

*	All investors are listed by headquarters location

Fund Impact per the Community Reinvestment Act
The Fund invests in securities that support community development economic activity as defined in the CRA.
At August 31, 2005, the Fund’s investments had outstanding loans to 5,529 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama	28
Arizona	116
California	415
Colorado	34
Connecticut	109
Delaware	31
Florida	126
Georgia	18
Guam	2
Idaho	4
Illinois	100
Indiana	6
Iowa	30
Kansas	2
Kentucky	16
Louisiana	17
Maine	2
Maryland	6
Massachusetts	984
Michigan	23
Mississippi	22
Minnesota	7
Missouri	5
Montana	2
Nebraska	70
Nevada	42
New Hampshire	57
New Jersey	1,030
New Mexico	71
New York	244
North Carolina	36
Ohio	60
Oregon	72
Pennsylvania	654
Rhode Island	19
South Carolina	14
South Dakota	104
Tennessee	22
Texas	468
Utah	365
Vermont	14
Virginia	19
Washington	52
Washington, D.C.	3
Wisconsin	8

TOTAL	5,529

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks’ tailor-made CRA lending programs.
In addition as of August 31, 2005, the Fund’s investments had outstanding loans to sponsors of 1,751 multi-family rental units, 14 community based non-profit affordable housing rental units, 101 SBA loans and 10 Economic Development loans from the following states in the following amounts.

Multi-Family Units

Alabama	52
California	160
Delaware	120
Louisiana	230
Massachusetts	201
Mississippi	47
New Jersey	205
New York	222
South Dakota	48
Texas	294
Utah	172

TOTAL	1,751

Affordable Housing

Sub Total 7,280

Community Based Non-Profit
Rhode Island	12
Massachusetts	1
Connecticut	1

TOTAL	14

SBA Loans

CA	8
FL	2
KY	1
MA	7
MD	1
MN	2
NJ	13
NY	2
UT	65

TOTAL	101

Economic Development Loans

CA	4
MA	5
TX	1

TOTAL	10

Liquidity Discussion
Sale and Redemption of Fund Shares
Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.
During the quarter ended August 31, 2005, new shareholders purchased an additional 1,366,684 shares of the Fund for total proceeds of $13,350,000. In addition, dividend reinvestments resulted in 105,395 additional new shares being issued by the Fund for total proceeds of $1,027,410. During the quarter ended August 31, 2004, new shareholders purchased an additional 1,462,489 shares of the Fund for total proceeds of $14,350,000. In addition, dividend reinvestments resulted in 97,352 additional new shares being issued by the Fund for total proceeds of $949,479.
As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.
During the quarter ended August 31, 2005, 201,816 shares of the Fund were redeemed for $1,947,528. During the quarter ended August 31, 2004, 508,170 shares of the Fund were redeemed for $4,995,318.

Item 3:
Quantitative and Qualitative Disclosures About Market Risk
A full discussion of the risks associated with ownership of Fund shares appears in the Fund’s Private Offering Memorandum. The Fund’s principal market risks may be summarized as follows:
Credit Risk. All investments made by the Fund must be in securities of a U.S. Government Agency or AAA credit quality. Fund investments will typically have one or more forms of credit enhancement.
Liquidity Risk. Securities purchased by the Fund will generally be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for CRA securities without any assurance that a comparable premium can be received upon sale of the security.
Interest Rate Risk. The Fund will generally invest in fixed rate investments that have their market values directly affected by changes in prevailing interest rates. An increase in interest rates will generally reduce the value of Fund investments and a decline in interest rates will generally increase the value of those investments. There may be exceptions due to shifts in the yield curve, the performance of individual securities, changes in the prepayment rates of mortgages underlying fixed income securities and other market factors.
Most of the Fund’s holdings are in mortgage-backed securities (MBS) that are comprised of pooled mortgages to low and moderate income homebuyers. These homebuyers generally have the right to prepay or refinance their mortgages at anytime making prepayment risk an important component of the market risk for the portfolio. While prepayments can occur for a variety of reasons (e.g., selling a home, death, default) they are most often associated with a consumer refinancing a mortgage to take advantage of lower interest rates. There is, therefore, a structural asymmetry, also known as negative convexity, in the MBS market as lower rates will raise the value of most fixed rate payment streams, but may cause wide scale prepayments for fixed rate MBS due to mortgage refinancing.
An industry standard method for evaluating interest rate risk in a portfolio is to run a scenario analysis that calls for an instantaneous increase or decrease in interest rates across the board. While the scenario is a highly unlikely one, it does produce a widely used measurement for a portfolio’s interest rate convexity and negative convexity.
At August 31, 2005 an instant rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by -4.26%. An instant rate decrease of 100 basis points (-1.0%) would have caused the Fund’s portfolio to increase in value by +2.25%. At the most recent fiscal year end, May 31, 2005, a 1% rate increase would have produced a -4.0% decrease in value and a 1% rate decrease would have produced a +1.9% increase in value.
Leverage Risk. The Fund may use leverage as part of its investment program. Typically, the Fund will borrow money short term using portions of the portfolio as collateral. The proceeds received from borrowing are invested in additional portfolio securities. Interest income on securities purchased with borrowed funds is usually above the interest expense associated with borrowings although the precise amount is a function of the slope of the yield curve and changes with market conditions. The purchase of additional investments using borrowed funds may increase the portfolio’s interest rate risk. The managers may use derivatives (see below) to hedge the incremental interest rate risk associated with the use of leverage. An important component of a successful leverage strategy is the ability to deleverage without interfering with core portfolio management functions. In the past, the managers have been able to raise and lower the level of leverage in response to changing market conditions. The managers and the Fund’s Board of Directors regularly review the amount of leverage being deployed.
Derivatives Risk. The Fund may use derivative instruments, including futures, forwards, options, indexed securities, and inverse securities for hedging purposes. Hedging is a strategy in which the Fund uses a derivative to offset the risk that other Fund holdings may decrease in value. While hedging can reduce losses, it can also reduce or eliminate gains if the market moves in a different manner than anticipated by the Fund or if the cost of the derivative outweighs the benefit of the hedge. Hedging also involves the risk that changes in the value of the derivative will not match those of the holdings being hedged as expected by the Fund, in which case any losses on the holdings being hedged may not be reduced and may be increased. There can be no assurance that the Fund’s hedging strategy will reduce risk or that hedging transactions will be either available or cost effective.
A summary of the Fund’s portfolio holdings as of August 31, 2005 is contained in Item 1 of this report.

Item 4:
Controls and Procedures
Within the 90-day period prior to the filing of this report, the Fund’s management, including the Chief Executive Officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that, as of the date of the evaluation, the disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Fund’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation. At May 31, 2005, the fund’s management had not completed its assessment of the effectiveness of the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The fund’s management is continuing its Sarbanes-Oxley mandated assessment. Should any material weaknesses or significant deficiencies in the effectiveness of internal control over financial reporting be identified, management is prepared to take all reasonable steps necessary pursuant to the requirements of Sarbanes-Oxley and other applicable federal and state law in order to address them.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Fund is not involved in any pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits and Reports
     The following Exhibits are filed as part of this Report:

(a)	(1)		N/A

	(2)		None

	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

		(ii)	By-Laws are incorporated by reference to the Fund’s

Form 10-Q for the period ended August 31, 1998.

	(4)		N/A

	(5)		N/A

	(8)		N/A

	(9)		None

	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2004.

		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

		(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2004.

Amendment to the Management Agreement dated as of June 16, 2005 is incorporated by reference to the Fund’s Form 10-K filed on August 13, 2005.

	(11)		N/A

	(12)		N/A

	(13)		N/A

	(15)		N/A

	(16)		None

	(17)		N/A

	(18)		N/A

(19)	N/A

(20)	N/A

(21)	None

(22)	N/A

(23)	N/A

(24)	Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.

(25)	N/A

(26)	N/A

(27)	Reserved

(28)	Reserved

(29)	Reserved

(30)	Reserved

(31)	Certification required by the Sarbanes-Oxley Act of 2002

(32)	Certification required by the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date: October 7, 2005	/s/ Ronald A. Homer
Ronald A. Homer, Chairman

Date: October 7, 2005	/s/ Kevin J. Mulvaney
Kevin J. Mulvaney, Director

Date: October 7, 2005	/s/ Peter Blampied
Peter Blampied, Director

Date: October 7, 2005	/s/ W. Carl Kester
W. Carl Kester, Director

Date: October 7, 2005	/s/ Andrew J. Donohue
Andrew J. Donohue, Director

Date: October 7, 2005	/s/ Stephen B. Swensrud
Stephen B. Swensrud, Director

Date: October 7, 2005	/s/ David F. Sand
David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Martin E. Lybecker
Martin E. Lybecker Attorney-in-fact