Form 10-Q/A
period 2005-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INV FD INC INSTIT INV PO
filed 2005-11-03
CIK 1001587

EXPLANATORY NOTE
FOR FILING FORM 10-Q/A
An erroneous filing made to the Securities and Exchange Commission on October 7, 2005, under CIK number 0001001587, SEC Accession No. 0000950133-05-004539 should be disregarded. The correct filing was made on October 7, 2005, under CIK number 0001040241, SEC Accession No. 0000950133-05-004543.